Form 10-Q
period 2021-09-30
Dila Capital Acquisition Corp
filed 2021-11-19
CIK 1843608

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer☐
Non-accelerated filer	☒	Smaller reporting company☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 19, 2021, there were 6,121,980 shares of Class A common stock, $0.0001 par value and 1,457,495 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DILA CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months and for the period January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity for the three months and for the period January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period January 1, 2021 (commencement of operations) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4.	Controls and Procedures	24
Part II – Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Part I. Signatures		28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$470,456
Prepaid expenses and other current assets	365,164
Total Current Assets	835,620

Cash and marketable securities held in Trust Account	58,309,742
TOTAL ASSETS	$59,145,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$101,338
Accrued offering costs	5,000
Due to affiliate	1,230
Total Liabilities	107,568

Commitments

Class A common stock subject to possible redemption, 5,829,980 shares at redemption value	58,299,800

Stockholders' Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 292,000 shares issued and outstanding (excluding 5,829,980 shares subject to redemption)	29
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,457,495 shares issued and outstanding	146
Additional paid-in capital	1,013,066
Accumulated deficit	(275,247)
Total Stockholders’ Equity	737,994
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,145,362

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period January 1, 2021
	Three Months Ended	(commencement of operations) through
	September 30,	September 30,
	2021	2021
Operating and formation costs	$212,107	$285,197
Loss from operations	(212,107)	(285,197)

Other income:
Interest earned on operating account	13	13
Interest earned on marketable securities held in Trust Account	6,851	7,698
Unrealized gain on marketable securities held in Trust Account	3,510	2,239
Other income, net	10,374	9,950
Net loss	$(201,733)	$(275,247)

Weighted average shares outstanding of Class A common stock	6,121,980	2,273,857
Basic and diluted net loss per share, Class A	$(0.03)	$(0.07)

Weighted average shares outstanding of Class B common stock	1,457,495	1,405,445
Basic and diluted net loss per share, Class B	$(0.03)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE MONTHS AND FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH SEPTEMBER 30, 2021

(RESTATED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	1,581,250	158	24,842	—	25,000

Net loss	—	—	—	—	—	(488)	(488)

Balance — March 31, 2021	—	—	1,581,250	158	24,842	(488)	24,512

Sale of 292,000 Private Placement Units	292,000	29	—	—	2,919,971	—	2,920,000

Sale of Unit Purchase Option	—	—	—	—	100	—	100

Forfeiture of Founder Shares	—	—	(123,755)	(12)	12	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(1,931,440)	—	(1,931,440)

Net loss	—	—	—	—	—	(73,026)	(73,026)

Balance – June 30, 2021	292,000	$29	1,457,495	$146	$1,013,485	$(73,514)	$940,146

Accretion for Class A common stock to redemption amount	—	—	—	—	(419)	—	(419)

Net loss	—	—	—	—	—	(201,733)	(201,733)

Balance – September 30, 2021	292,000	$29	1,457,495	$146	$1,013,066	$(275,247)	$737,994

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2021 (COMMENCEMENT OF OPERATIONS) THROUGH

SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(275,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,698)
Unrealized gain on marketable securities held in Trust Account	(2,239)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(365,064)
Accrued expenses	101,338
Due to affiliate	1,230
Net cash used in operating activities	(547,680)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(58,299,805)
Net cash used in investing activities	(58,299,805)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	56,842,305
Proceeds from sale of Private Placement Units	2,920,000
Proceeds from promissory note – related party	17,889
Repayment of promissory note – related party	(17,889)
Payment of offering costs	(469,364)
Net cash provided by financing activities	59,317,941

Net Change in Cash	470,456
Cash – Beginning of period	—
Cash – End of period	$470,456

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$47,450
Initial classification of Class A common stock subject to possible redemption	$58,299,800
Forfeiture of Founder Shares	$(12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

DILA Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on December 30, 2020. The Company had nominal activity for the period from December 30, 2020 (inception) through December 31, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the "Business Combination").

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period December 30, 2020 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on June 14, 2021. On June 17, 2021, the Company consummated the Initial Public Offering of 5,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $55,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 283,750 Units (each, a "Private Placement Unit" and, collectively, the "Private Placement Units") at a price of $10.00 per Private Placement Unit in a private placement to DILA Capital Sponsor Group, LLC (the "Sponsor"), generating gross proceeds of $2,837,500, which is described in Note 5.

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

On June 29, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 329,980 Units issued for an aggregate amount of $3,299,800. In connection with the underwriters' partial exercise of their over-allotment option, the Company also consummated the sale of an additional 8,250 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $82,500. A total of $3,299,805 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $58,299,805.

Transaction costs amounted to $1,931,859, consisting of $1,457,495 of underwriting fees, and $474,364 of other offering costs.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of taxes payable) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Sponsor has agreed (a) to waive its conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 18 months from the closing of the Initial Public Offering and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company's initial Business Combination or to  redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders' rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Liquidity

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since competed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company's liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

There has been no change in the Company’s total assets, liabilities, or operating results.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of June 17, 2021 (audited)	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$51,012,060	$3,987,940	$55,000,000
Common stock	$68	$(39)	$29
Additional paid-in capital	$5,000,950	$(3,987,901)	$1,013,049
Accumulated deficit	$(1,174)	$—	$(1,174)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(3,987,940)	$1,012,062

Balance Sheet as of June 30, 2021 (audited)
Common stock subject to possible redemption	$54,239,520	$4,059,861	$58,299,381
Common stock	$70	$(41)	$29
Additional paid-in capital	$5,073,305	$(4,059,820)	$1,013,485
Accumulated deficit	$(73,514)	$—	$(73,514)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(4,059,861)	$940,146

Statement of Cash Flows for the Period from January 1, 2021 (Commencement of operations) through June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$54,239,520	$4,059,861	$58,299,381

Condensed Statement of Changes in Stockholders' Equity (Deficit) for the three months ended of June 30, 2021
Sale of 5,829,980 units, net of underwriting discounts, initial value of public warrants and offering costs	$56,367,941	$(56,367,941)	$—
Common stock subject to possible redemption	$(54,239,520)	$54,239,520	$—
Accretion for Class A common stock to redemption amount	$—	$(1,931,440)	$(1,931,440)
Total stockholders' equity (deficit)	$5,000,007	$(4,059,861)	$940,146

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously
Statement of Operations for the Three Months Ended June 30, 2021	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,126,589	(5,126,589)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	1,472,032	(1,472,032)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.05)	$0.05	$—
Weighted average shares outstanding of Class A common stock	—	472,662	472,662
Basic and diluted net loss per share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock	—	1,375,516	1,375,516
Basic and diluted net loss per share, Class B common stock	$—	$(0.04)	$(0.04)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	5,126,589	(5,126,589)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	1,431,643	(1,431,643)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.05)	$0.05	$—
Weighted average shares outstanding of Class A common stock	—	831,055	831,055
Basic and diluted net income per share, Class A common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding of Class B common stock	—	1,391,016	1,391,016
Basic and diluted net income per share, Class B common stock	$—	$(0.03)	$(0.03)

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 15, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 23, 2021. The interim results for the three months and for the period from January 1, 2021 (commencement of operations) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$58,299,800
Less:
Class A common stock issuance costs	(1,931,859)
Plus:
Accretion of carrying value to redemption value	1,931,859
Class A common stock subject to possible redemption	$58,299,800

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $1,931,859, which were charged to stockholders' equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months and for the period from January 1, 2021 (commencement of operations) through September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Net income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common stock as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

			For the period January 1, 2021
	Three Months Ended		(commencement of operations) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(162,941)	$(38,792)	$(170,106)	$(105,141)
Denominator:
Basic and diluted weighted average common stock outstanding	6,121,980	1,457,495	2,273,857	1,405,445
Basic and diluted net loss per common stock	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.  The Company adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,829,980 Units, inclusive of 329,980 Units sold to the underwriters on June 29, 2021 upon the underwriters' election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company's Class A common stock and one redeemable warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 10).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On January 21, 2021, the Sponsor purchased 1,437,500 shares (the "Founder Shares") of the Company’s Class B common stock for an aggregate price of $25,000. On June 14, 2021, the Company effected a stock dividend of 143,750 shares with respect to the Class B common stock, resulting in an aggregate of 1,581,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares include an aggregate of up to 206,250 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on June 29, 2021, a total of 82,495 Founder Shares are no longer subject to forfeiture and 123,755 Founder Shares were forfeited. As a result, there are 1,457,495 Founder Shares outstanding as of September 30, 2021.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (1) one year after the completion of a Business Combination or (2) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on June 14, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for general and administrative services, including office space, utilities and administrative support. For the three months and for the period January 1, 2021 (commencement of operations) through September 30, 2021, the Company incurred and paid $30,000 and $40,000, respectively, in fees for these services.

Promissory Note — Related Party

On January 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the "Promissory Note"). The Promissory Note is non-interest bearing and is payable on the earlier of June 30, 2021, or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $17,889 was repaid on June 25, 2021. Borrowings under the Promissory Note are no longer available.

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

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on June 14, 2021, the holders of the Founder Shares issued and outstanding, as well as the holders of the Private Units and any units our sponsor, officers, directors, initial stockholders or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of our Class A common stock). The holders of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Units and units issued to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Underwriting Agreement

The Company will grant the underwriter a 45-day option to purchase up to 825,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 29, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 329,980 Units and forfeited their option to purchase an additional 495,020 Units.

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

Unit Purchase Option

The Company has agreed to sell to EarlyBirdCapital (and/or its designees), for $100, an option to purchase up to a total of 250,000 units exercisable at $10.00 per unit (or an aggregate exercise price of $2,500,000) upon the closing of the Initial Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time commencing after the closing of the Business Combination and terminating on the fifth anniversary of the effectiveness of the registration statement. Notwithstanding anything to the contrary, neither the option nor the warrants underlying the option shall be exercisable after the fifth anniversary of the effective date of the registration statement. The option and such units purchased pursuant to the option, as well as the Class A shares of common stock underlying such units, the warrants included in such units and the Class A shares of common stock that are issuable for the warrants included in such units, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. Additionally, the holders may exercise demand registration rights on only one occasion. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option (and the underlying securities) may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Class A shares of common stock at a price below its exercise price.

NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 292,000 shares of Class A common stock issued and outstanding, excluding 5,829,980 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 17, 2021, there were 1,581,250 shares of Class B common stock issued and outstanding, of which an aggregate of up to 206,250 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the Sponsor will own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option on June 29, 2021, a total of 82,495 Founder Shares are no longer subject to forfeiture and 123,755 Founder Shares were forfeited. As a result, there are 1,457,495 Founder Shares outstanding as of September 30, 2021.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of our Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering, plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in our Business Combination.

NOTE 10. WARRANTS

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 11. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

The following table presents information about the Company's assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$58,309,742

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 (commencement of operations) through September 30, 2021 were organizational activities, those necessary to prepare for, the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $201,733, which consists of an unrealized gain on marketable securities held in our Trust Account of $3,510, interest income on marketable securities held in the Trust Account of $6,851, and interest income on the operating account of $13, offset by operating costs of $212,107.

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, we had a net loss of $275,247, which consists of an unrealized gain on marketable securities held in our Trust Account of $2,239, interest income on marketable securities held in the Trust Account of $7,698, and interest income on operating account of $13, offset by operating costs of $285,197.

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

For the period from January 1, 2021 (commencement of operations) through September 30, 2021, cash used in operating activities was $547,680. Net loss of $275,247 was affected by interest earned on marketable securities held in the Trust Account of $7,698 and an unrealized gain on marketable securities held in the Trust Account of $2,239. Changes in operating assets and liabilities used $262,496 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $58,309,742 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $470,456. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital the underwriter in the Initial Public Offering, as an advisor in connection with our Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist in obtaining stockholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify all redeemable equity instruments to temporary equity from permanent equity, during the period covered by this report, a material weakness existed, and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 16, 2021, except for the below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in Item 4 of Part I of this Quarterly Report, due to the restatement of our financial statements regarding the classification of redeemable shares of Class A common stock, we have concluded that this constitutes a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the restatement of our financial statements regarding the classification of redeemable shares of Class A common stock, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement, the change in accounting for our Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 283,750 Units at a price of $10.00 per Private Unit, generating total proceeds of $2,837,500. Each Private Unit consists of one share of common stock (“Private Share”) and one warrant (“Private Warrant”). Each Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On June 29, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 329,980 Units for gross proceeds of $3,299,800, less the underwriters’ discount of $82,495. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 8,250 Private Placement Units at $10.00 per Private Unit, generating total proceeds of $82,500. A total of $3,299,805 was deposited into the Trust Account.

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

DILA CAPITAL ACQUISITION CORP.

Date: November 19, 2021	By:	/s/ Eduardo Clave
	Name:	Eduardo Clave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2021	By:	/s/ Jorge Velez
	Name:	Jorge Velez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)