Form 10-Q
period 2022-06-30
Dila Capital Acquisition Corp
filed 2022-08-08
CIK 1843608

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 8, 2022, there were 6,121,980 shares of Class A common stock, $0.0001 par value and 1,457,495 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DILA CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$27,129	$434,638
Prepaid expenses and other current assets	210,319	284,988
Total Current Assets	237,448	719,626

Cash and marketable securities held in Trust Account	58,375,413	58,315,099
TOTAL ASSETS	$58,612,861	$59,034,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$240,673	$295,878
Accrued offering costs	—	5,000
Total Liabilities	240,673	300,878

Commitments
Class A common stock subject to possible redemption, 5,829,980 shares at redemption value as of June 30, 2022 and December 31, 2021	58,299,800	58,299,800

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 292,000 shares issued and outstanding (excluding 5,829,980 shares subject to redemption) as of June 30, 2022 and December 31, 2021	29	29
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,457,495 shares issued and outstanding as of June 30, 2022 and December 31, 2021	146	146
Additional paid-in capital	1,013,066	1,013,066
Accumulated deficit	(940,853)	(579,194)
Total Stockholders’ Equity	72,388	434,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,612,861	$59,034,725

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$196,732	$72,602	$421,986	$73,090
Loss from operations	(196,732)	(72,602)	(421,986)	(73,090)

Other income (expense):
Interest earned on operating account	3	—	13	—
Interest earned on marketable securities held in Trust Account	49,652	847	69,063	847
Unrealized income (loss) on marketable securities held in Trust Account	26,416	(1,271)	(8,749)	(1,271)
Other income (expense), net	76,071	(424)	60,327	(424)
Net loss	$(120,661)	$(73,026)	$(361,659)	$(73,514)

Weighted average shares outstanding of Class A common stock	6,121,980	472,662	6,121,980	831,055
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.04)	$(0.05)	$(0.03)

Weighted average shares outstanding of Class B common stock	1,457,495	1,375,516	1,457,495	1,391,016
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.04)	$(0.05)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	292,000	$29	1,457,495	$146	$1,013,066	$(579,194)	$434,047

Net loss	—	—	—	—	—	(240,998)	(240,998)

Balance — March 31, 2022	292,000	$29	1,457,495	$146	$1,013,066	$(820,192)	$193,049

Net loss	—	—	—	—	—	(120,661)	(120,661)

Balance — June 30, 2022	292,000	$29	1,457,495	$146	$1,013,066	$(940,853)	$72,388

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	1,581,250	158	24,842	—	25,000

Net loss	—	—	—	—	—	(488)	(488)

Balance – March 31, 2021	—	$—	1,581,250	$158	$24,842	$(488)	$24,512

Sale of 292,000 Private Placement Units	292,000	29	—	—	2,919,971	—	2,920,000

Fair value of Unit Purchase Option, inclusive of proceeds received	—	—	—	—	411,996	—	411,996

Forfeiture of Founder Shares	—	—	(123,755)	(12)	12	—	—

Fair value of Public Warrants at issuance	—	—	—	—	6,327,527	—	6,327,527

Allocated value of transaction costs to Class A common stock	—	—	—	—	(274,548)	—	(274,548)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,396,315)	—	(8,396,315)

Net loss	—	—	—	—	—	(73,026)	(73,026)

Balance – June 30, 2021	292,000	$29	1,457,495	$146	$1,013,485	$(73,514)	$940,146

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(361,659)	$(73,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(69,063)	(847)
Unrealized loss on marketable securities held in Trust Account	8,749	1,271
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	74,669	(400,811)
Accounts payable and accrued expenses	(55,205)	40,265
Net cash used in operating activities	$(402,509)	$(433,636)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(58,299,805)
Net cash used in investing activities	$—	$(58,299,805)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	56,842,305
Proceeds from sale of Private Placement Units	—	2,920,000
Proceeds from promissory note – related party	—	17,889
Repayment of promissory note – related party	—	(17,889)
Payment of offering costs	(5,000)	(426,914)
Net cash (used in) provided by financing activities	$(5,000)	$59,360,391

Net Change in Cash	(407,509)	626,950
Cash – Beginning of period	434,638	—
Cash – End of period	$27,129	$626,950

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$47,450
Accretion for Class A common stock subject to possible redemption	$—	$54,239,520
Forfeiture of Founder Shares	$—	$(12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period December 30, 2020 (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $27,129 in its operating bank accounts, $58,375,413 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its shares of common stock in connection therewith and a working capital of $72,383.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation - Going Concern”, the Company has until December 17, 2022 (absent any extensions of such period by the Sponsor, pursuant to the terms described above) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern after December 17, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 17, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0% for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Reconciliation of Net Loss per Common Stock

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common stock is calculated as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(97,458)	$(23,203)	$(18,676)	$(54,350)	$(292,114)	$(69,545)	$(27,494)	$(46,020)
Denominator:
Basic and diluted weighted average common stock outstanding	6,121,980	1,457,495	472,662	1,375,516	6,121,980	1,457,495	831,055	1,391,016
Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.04)	$(0.04)	$(0.05)	$(0.05)	$(0.03)	$(0.03)

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 21, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 14, 2021, the Company effected a stock dividend of 143,750 shares with respect to the Class B common stock, resulting in an aggregate of 1,581,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares include an aggregate of up to 206,250 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on June 29, 2021, a total of 82,495 Founder Shares are no longer subject to forfeiture and 123,755 Founder Shares were forfeited. As a result, there are 1,457,495 Founder Shares outstanding as of June 30, 2022 and December 31, 2021.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 14, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for general and administrative services, including office space, utilities and administrative support. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $10,000 in fees for these services.

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

JUNE 30, 2022

(Unaudited)

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 292,000 shares of Class A common stock issued and outstanding, excluding 5,829,980 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. There are 1,457,495 Founder Shares outstanding as of June 30, 2022 and December 31, 2021.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time after the warrants become exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$58,375,413	$58,315,099

DILA CAPITAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 (commencement of operations) through June 30, 2022 were organizational activities, those necessary to prepare for, the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $120,661, which consists of operating and formation costs of $196,732, offset by interest earned on marketable securities held in the Trust Account of $49,652, interest earned on the operating account of $3 and an unrealized gain on marketable securities held in our Trust Account of $26,416.

For the six months ended June 30, 2022, we had a net loss of $361,659, which consists of operating and formation costs of $421,986 and an unrealized loss on marketable securities held in our Trust Account of $8,749, offset by interest earned on marketable securities held in the Trust Account of $69,063, and interest earned on the operating account of $13.

For the three months ended June 30, 2021, we had a net loss of $73,026, which consists of operating and formation costs of $72,602 and an unrealized loss on marketable securities held in our Trust Account of $1,271, offset by interest earned on marketable securities held in the Trust Account of $847.

For the six months ended June 30, 2021, we had a net loss of $73,514, which consists of operating and formation costs of $73,090 and an unrealized loss on marketable securities held in our Trust Account of $1,271, offset by interest earned on marketable securities held in the Trust Account of $847.

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

For the six months ended June 30, 2022, cash used in operating activities was $402,509. Net loss of $361,659 was affected by interest earned on marketable securities held in the Trust Account of $69,063 and an unrealized loss on marketable securities held in the Trust Account of $8,749. Changes in operating assets and liabilities provided $19,464 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $433,636. Net loss of $73,514 was affected by interest earned on marketable securities held in the Trust Account of $847 and an unrealized loss on marketable securities held in the Trust Account of $1,271. Changes in operating assets and liabilities used $360,546 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $58,375,413 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $27,129. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

DILA CAPITAL ACQUISITION CORP.

Date: August 8, 2022	By:	/s/ Eduardo Clave
	Name:	Eduardo Clave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Jorge Velez
	Name:	Jorge Velez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)