Form 10-Q
period 2022-09-30
Dila Capital Acquisition Corp
filed 2022-11-07
CIK 1843608

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40494

DILA CAPITAL ACQUISITION CORP
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

As of November 7, 2022, there were 6,121,980 shares of Class A common stock, $0.0001 par value and 1,457,495 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DILA CAPITAL ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DILA CAPITAL ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$138,681	$434,638
Prepaid expenses and other current assets	152,892	284,988
Total Current Assets	291,573	719,626

Cash and marketable securities held in Trust Account	58,368,764	58,315,099
TOTAL ASSETS	$58,660,337	$59,034,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$268,274	$295,878
Accrued offering costs	—	5,000
Income taxes payable	5,486	—
Total Liabilities	273,760	300,878

Commitments
Class A common stock subject to possible redemption, 5,829,980 shares at redemption value as of September 30, 2022 and December 31, 2021	58,299,800	58,299,800

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 292,000 shares issued and outstanding (excluding 5,829,980 shares subject to redemption) as of September 30, 2022 and December 31, 2021	29	29
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,457,495 shares issued and outstanding as of September 30, 2022 and December 31, 2021	146	146
Additional paid-in capital	1,013,066	1,013,066
Accumulated deficit	(926,464)	(579,194)
Total Stockholders’ Equity	86,777	434,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,660,337	$59,034,725

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$244,932	$212,107	$666,918	$285,197
Loss from operations	(244,932)	(212,107)	(666,918)	(285,197)

Other income:
Interest earned on operating account	1	13	14	13
Interest earned on marketable securities held in Trust Account	245,495	6,851	314,558	7,698
Unrealized income on marketable securities held in Trust Account	19,311	3,510	10,562	2,239
Other income	264,807	10,374	325,134	9,950

Income (loss) before provision for income taxes	19,875	(201,733)	(341,784)	(275,247)
Provision for income taxes	(5,486)	—	(5,486)	—
Net income (loss)	$14,389	$(201,733)	$(347,270)	$(275,247)

Weighted average shares outstanding of Class A common stock	6,121,980	6,121,980	6,121,980	2,273,857
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.03)	$(0.05)	$(0.07)

Weighted average shares outstanding of Class B common stock	1,457,495	1,457,495	1,457,495	1,405,445
Basic and diluted net income (loss) per share, Class B common stock	$0.00	$(0.03)	$(0.05)	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2022	292,000	$29	1,457,495	$146	$1,013,066	$(579,194)	$434,047

Net loss	—	—	—	—	—	(240,998)	(240,998)

Balance — March 31, 2022	292,000	29	1,457,495	146	1,013,066	(820,192)	193,049

Net loss	—	—	—	—	—	(120,661)	(120,661)

Balance — June 30, 2022	292,000	29	1,457,495	146	1,013,066	(940,853)	72,388

Net income	—	—	—	—	—	14,389	14,389

Balance — September 30, 2022	292,000	$29	1,457,495	$146	$1,013,066	$(926,464)	$86,777

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	1,581,250	158	24,842	—	25,000

Net loss	—	—	—	—	—	(488)	(488)

Balance – March 31, 2021	—	$—	1,581,250	$158	$24,842	$(488)	$24,512

Sale of 292,000 Private Placement Units	292,000	29	—	—	2,919,971	—	2,920,000

Fair value of Unit Purchase Option, inclusive of proceeds received	—	—	—	—	411,996	—	411,996

Forfeiture of Founder Shares	—	—	(123,755)	(12)	12	—	—

Fair value of Public Warrants at issuance	—	—	—	—	6,327,527	—	6,327,527

Allocated value of transaction costs to Class A common stock	—	—	—	—	(274,548)	—	(274,548)

Accretion for Class A common stock to redemption amount	—	—	—	—	(8,396,315)	—	(8,396,315)

Net loss	—	—	—	—	—	(73,026)	(73,026)

Balance – June 30, 2021	292,000	$29	1,457,495	$146	$1,013,485	$(73,514)	$940,146

Accretion for Class A common stock to redemption amount	—	—	—	—	(419)	—	(419)

Net loss	—	—	—	—	—	(201,733)	(201,733)

Balance – September 30, 2021	292,000	$29	1,457,495	$146	$1,013,066	$(275,247)	$737,994

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(347,270)	$(275,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(314,558)	(7,698)
Unrealized gain on marketable securities held in Trust Account	(10,562)	(2,239)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	132,096	(365,064)
Accounts payable and accrued expenses	(27,604)	101,338
Income taxes payable	5,486	—
Due to affiliate	—	1,230
Net cash provided by (used in) operating activities	$(562,412)	$(547,680)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(58,299,805)
Cash withdrawn from Trust Account to pay franchise and income taxes	271,455	—
Net cash provided by (used in) investing activities	$271,455	$(58,299,805)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	56,842,305
Proceeds from sale of Private Placement Units	—	2,920,000
Proceeds from promissory note – related party	—	17,889
Repayment of promissory note – related party	—	(17,889)
Payment of offering costs	(5,000)	(469,364)
Net cash (used in) provided by financing activities	$(5,000)	$59,317,941

Net Change in Cash	(295,957)	470,456
Cash – Beginning of period	434,638	—
Cash – End of period	$138,681	$470,456

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$47,450
Accretion for Class A common stock subject to possible redemption	$—	$58,299,800
Forfeiture of Founder Shares	$—	$(12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

DILA Capital Acquisition Corp (the “Company”) is a blank check company incorporated in Delaware on December 30, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period December 30, 2020 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $138,681 in its operating bank accounts, $58,368,764 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its shares of common stock in connection therewith and a working capital of $92,258.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Through September 30, 2022, $271,455 of interest earned on Trust Account was withdrawn to pay for taxes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 27.60% and 0% for the three months ended September 30, 2022 and 2021, respectively and (1.61)% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Reconciliation of Net Loss per Common Stock

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common stock is calculated as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$11,622	$2,767	$(162,941)	$(38,792)	$(280,492)	$(66,778)	$(170,106)	$(105,141)
Denominator:
Basic and diluted weighted average common stock outstanding	6,121,980	1,457,495	6,121,980	1,457,495	6,121,980	1,457,495	2,273,857	1,405,445
Basic and diluted net income (loss) per common stock	$0.00	$0.00	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.07)	$(0.07)

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 21, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On June 14, 2021, the Company effected a stock dividend of 143,750 shares with respect to the Class B common stock, resulting in an aggregate of 1,581,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares include an aggregate of up to 206,250 shares that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option on June 29, 2021, a total of 82,495 Founder Shares are no longer subject to forfeiture and 123,755 Founder Shares were forfeited. As a result, there are 1,457,495 Founder Shares outstanding as of September 30, 2022 and December 31, 2021.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on June 14, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for general and administrative services, including office space, utilities and administrative support. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $40,000, respectively, in fees for these services.

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Legal Services Agreement

Legal services rendered by U.S. General Counsel are accrued on a quarterly basis but deferred for settlement until the closing of the Proposed Business Combination. The accrued fees as at September 30, 2022 were $110,000 and $15,000 as at December 31, 2021

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 292,000 shares of Class A common stock issued and outstanding, excluding 5,829,980 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class B Common Stock— The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. There are 1,457,495 Founder Shares outstanding as of September 30, 2022 and December 31, 2021.

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

DILA CAPITAL ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$58,368,764	$58,315,099

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

The Company is scheduling a special meeting in lieu of the annual meeting of stockholders, pursuant to which it will seek stockholder approval to, among other matters, extend the time by which the Company has to complete a Business Combination from December 17, 2022 to June 17, 2023. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 1, 2021 (commencement of operations) through September 30, 2022 were organizational activities, those necessary to prepare for, the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $14,389, which consists of interest earned on marketable securities held in the Trust Account of $245,495, interest earned on the operating account of $1 and an unrealized gain on marketable securities held in our Trust Account of $19,311, offset by operating costs of $244,932 and provision for income taxes of $5,486.

For the nine months ended September 30, 2022, we had a net loss of $347,270, which consists of operating costs of $666,918 and provision for income taxes of $5,486, offset by an unrealized gain on marketable securities held in our Trust Account of $10,562, interest earned on marketable securities held in the Trust Account of $314,558, and interest earned on the operating account of $14.

For the three months ended September 30, 2021, we had a net loss of $201,733, which consists of operating costs of $212,107, offset by an unrealized gain on marketable securities held in our Trust Account of $3,510, interest income on marketable securities held in the Trust Account of $6,851, and interest income on the operating account of $13.

For the nine months ended September 30, 2021, we had a net loss of $275,247, which consists of an operating costs of $285,197, offset by unrealized gain on marketable securities held in our Trust Account of $2,239, interest income on marketable securities held in the Trust Account of $7,698, and interest income on operating account of $13.

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

For the nine months ended September 30, 2022, cash used in operating activities was $562,412. Net loss of $347,270 was affected by unrealized gain on marketable securities held in our Trust Account of $10,562 and interest earned on marketable securities held in the Trust Account of $314,558. Changes in operating assets and liabilities provided $109,978 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $547,680. Net loss of $275,247 was affected by interest earned on marketable securities held in the Trust Account of $7,698 and an unrealized gain on marketable securities held in the Trust Account of $2,239. Changes in operating assets and liabilities used $262,496 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $58,368,764 consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $271,455 of interest earned from the Trust Account to pay for tax obligations and reimburse for taxes paid out of the operating account.

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

As of September 30, 2022, we had cash of $138,681. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

A new 1% U.S. federal excise tax could be imposed on the Company in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because our securities are trading on the Nasdaq, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If the Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of shareholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination or any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

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

DILA CAPITAL ACQUISITION CORP

Date: November 7, 2022	By:	/s/ Eduardo Clave
	Name:	Eduardo Clave
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Jorge Velez
	Name:	Jorge Velez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)